Form 10-K
period 2019-12-31
Morgan Stanley Capital I Trust 2019-H7
filed 2020-03-30
CIK 1778749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-227446-05

Central Index Key Number of the issuing entity: 0001778749

Morgan Stanley Capital I Trust 2019-H7

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York	38-4123600 38-4123601 38-7221335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSC 2019-H7 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the Tower 28 mortgage loan, which is serviced pursuant to the BANK 2019-BNK17 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   the FedEx Niles mortgage loan, which is serviced pursuant to the MSC 2019-H6 pooling and servicing agreement attached hereto as Exhibit 4.3;

•   the 3 Columbus Circle mortgage loan, which is serviced pursuant to the Benchmark 2019-B10 pooling and servicing agreement attached hereto as Exhibit 4.4;

•   the AC by Marriott San Jose mortgage loan, which is serviced pursuant to the CF 2019-CF1 pooling and servicing agreement attached hereto as Exhibit 4.5; and

•   the Eleven Seventeen Perimeter mortgage loan, which was serviced pursuant to the MSC 2019-H7 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 7/25/19 to 9/25/19) and, following the securitization of the related lead servicing note, the BANK 2019-BNK20 pooling and servicing agreement attached hereto as Exhibit 4.6 (from 9/26/19 to 12/31/19).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   NCB, N.A. as NCB master servicer and NCB special servicer under the BANK 2019-BNK20 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2019-BNK20 securitization trust by NCB, N.A. Such party has no obligations with respect to the any mortgage loan included in the MSC 2019-H7 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•  Trimont Real Estate Advisors, LLC, as 65 Broadway special servicer under the CF 2019-CF1 pooling and servicing agreement, and KeyBank National Association, as Irving Market Center special servicer under the CF 2019-CF1 pooling and servicing agreement, only have obligations in respect of the 65 Broadway mortgage loan and Irving Market Center mortgage loan, respectively, which were securitized under the CF 2019-CF1 securitization transaction. Trimont Real Estate Advisors, LLC, as 65 Broadway special servicer under the CF 2019-CF1 pooling and servicing agreement, and KeyBank National Association, as Irving Market Center special servicer under the CF 2019-CF1 pooling and servicing agreement, have no obligations with respect to the any mortgage loan included in the MSC 2019-H7 mortgage pool and therefore each such party in its respective capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Wells Fargo Bank, National Association is the master servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, and the master servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced.  Because Wells Fargo Bank, National Association is not the MSC 2019-H7 master servicer, is not affiliated with any sponsor and services only the Tower 28 mortgage loan and the Eleven Seventeen Perimeter mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Wells Fargo Bank, National Association, as BANK 2019-BNK17 master servicer and BANK 2019-BNK20 master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the master servicer under the Benchmark 2019-B10 pooling and servicing agreement, pursuant to which the 3 Columbus Circle mortgage loan is serviced, and the master servicer under the CF 2019-CF1 pooling and servicing agreement, pursuant to which the AC by Marriott San Jose mortgage loan is serviced.  Because KeyBank National Association is not the MSC 2019-H7 master servicer, is not affiliated with any sponsor and services only the 3 Columbus Circle mortgage loan and the AC by Marriott San Jose mortgage loan, which collectively constitute less than 5% of the mortgage pool, KeyBank National Association, as CF 2019-CF1 master servicer and Benchmark 2019-B10 master servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, the special servicer under the MSC 2019-H6 pooling and servicing agreement, pursuant to which the FedEx Niles mortgage loan is serviced, and the special servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2019-H7 special servicer, is not affiliated with any sponsor and services only the Tower 28 mortgage loan, the FedEx Niles mortgage loan and the Eleven Seventeen Perimeter mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as BANK 2019-BNK17 special servicer, MSC 2019-H6 special servicer and BANK 2019-BNK20 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Citibank, N.A., as certificate administrator under the CF 2019-CF1 pooling and servicing agreement, pursuant to which the AC by Marriott San Jose mortgage loan is serviced, engaged U.S. Bank National Association to perform the related custodial services with respect to such mortgage loans, and U.S. Bank National Association performed all such custodial services pursuant to the related pooling and servicing agreement. Because U.S. Bank National Association is not the MSC 2019-H7 custodian, is not affiliated with any sponsor and only serviced the AC by Marriott San Jose mortgage loan, which constitutes less than 5% of the mortgage pool, U.S. Bank National Association, as a CF 2019-CF1 servicing function participant, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   KeyBank National Association, as master servicer under the Benchmark 2019-B10 pooling and servicing agreement, pursuant to which the 3 Columbus Circle mortgage loan is serviced, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association as a sub-servicer in respect of the 3 Columbus Circle mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Tower 28 mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Eleven Seventeen Perimeter mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 25, 2019, and other than as follows:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement. With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 25, 2019, (i) Wells Fargo Bank, National Association, the master servicer and custodian under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced, is also the master servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, and the custodian under the MSC 2019-H7 pooling and servicing agreement and the custodian under each Outside Pooling and Servicing Agreement (other than the CF 2019-CF1 pooling and servicing agreement); and (ii) Midland Loan Services, a Division of PNC Bank, National Association, the special servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced, is also the special servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, and the master servicer and special servicer under the MSC 2019-H6 pooling and servicing agreement, pursuant to which the FedEx Niles mortgage loan is serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2019, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on July 30, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of April 1, 2019, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2019-BNK17 securitization transaction, pursuant to which the Tower 28 Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2019, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the MSC 2019-H6 securitization transaction, pursuant to which the FedEx Niles Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on February 24, 2020 under SEC File No. 333-227446-05 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of April 1, 2019, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2019-B10 securitization transaction, pursuant to which the 3 Columbus Circle Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of April 1, 2019, between CCRE Commercial Mortgage Securities, L.P., as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, Trimont Real Estate Advisors, LLC and KeyBank National Association, each as a special servicer as described therein, Citibank, N.A., as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the CF 2019-CF1 securitization transaction, pursuant to which the AC by Marriott San Jose Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of September 1, 2019, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee, relating to the BANK 2019-BNK20 securitization transaction, pursuant to which the Eleven Seventeen Perimeter Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on October 1, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4 LNR Partners, LLC, as Special Servicer

33.5 Pentalpha Surveillance LLC, as Operating Advisor

33.6  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 33.3)

33.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19)

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19)

33.9 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 7/25/19 to 12/31/19) (see Exhibit 33.3)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 33.7)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 33.8)

33.13 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 33.9)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19) (see Exhibit 33.3)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 7/25/19 to 12/31/19) (see Exhibit 33.3)

33.16 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 33.4)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 33.3)

33.18 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 7/25/19 to 12/31/19) (see Exhibit 33.4)

33.19 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19) (see Exhibit 33.2)

33.20 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 7/25/19 to 12/31/19) (see Exhibit 33.2)

33.21 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 33.2)

33.22 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4 LNR Partners, LLC, as Special Servicer

34.5 Pentalpha Surveillance LLC, as Operating Advisor

34.6  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 34.3)

34.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19)

34.9 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 7/25/19 to 12/31/19) (see Exhibit 34.3)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 34.7)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 34.8)

34.13 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 34.9)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19) (see Exhibit 34.3)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 7/25/19 to 12/31/19) (see Exhibit 34.3)

34.16 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 34.4)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 34.3)

34.18 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 7/25/19 to 12/31/19) (see Exhibit 34.4)

34.19 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19) (see Exhibit 34.2)

34.20 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 7/25/19 to 12/31/19) (see Exhibit 34.2)

34.21 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 34.2)

34.22 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4 LNR Partners, LLC, as Special Servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Sub- Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 35.3)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 7/25/19 to 12/31/19) (see Exhibit 35.3)

35.7 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 35.4)

35.8 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 7/25/19 to 12/31/19) (see Exhibit 35.4)

35.9 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 7/25/19 to 12/31/19) (see Exhibit 35.2)

35.10 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 7/25/19 to 12/31/19) (see Exhibit 35.2)

35.11 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 7/25/19 to 12/31/19) (see Exhibit 35.2)

35.12 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 9/26/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated July 15, 2019, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated July 15, 2019, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated July 15, 2019, between Morgan Stanley Capital I Inc. and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated July 15, 2019, between Morgan Stanley Capital I Inc. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of July 3, 2019, by and between Morgan Stanley Bank, N.A., as note A-1 holder, Wells Fargo Bank, National Association, as note A-2 holder, JPMorgan Chase Bank, National Association, as note A-3 holder, Goldman Sachs Bank USA, as note A-4 holder, and CPPIB Credit Investments II Inc., as note B holder, relating to the Grand Canal Shoppes loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on July 30, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of June 19, 2019, by and among Argentic Real Estate Finance LLC, as initial A-1 holder, Argentic Real Estate Finance LLC, as initial A-2 holder, Argentic Real Estate Finance LLC, as initial A-3 holder, Argentic Real Estate Finance LLC, as initial A-4 holder, Argentic Real Estate Finance LLC, as initial A-5 holder, Argentic Real Estate Finance LLC, as initial A-6 holder, Argentic Real Estate Finance LLC, as initial A-7 holder and Argentic Real Estate Finance LLC, as initial A-8 holder, relating to the SoCal Retail Portfolio loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.7) Co-Lender Agreement, dated as of July 6, 2019, by and between SPREF WH II LLC, as initial note A-1 holder, SPREF WH II LLC, as initial note A-2 holder, SPREF WH II LLC, as initial note A-3 holder, SPREF WH II LLC, as initial note A-4 holder, SPREF WH II LLC, as initial note A-5 holder, and SPREF WH II LLC, as initial note A-6 holder, relating to the Embassy Suites at Centennial Olympic Park loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of May 31, 2019, by and between Starwood Mortgage Capital LLC, as initial note A-1 holder, and Starwood Mortgage Capital LLC, as initial note A-2 holder, relating to the 125 Borinquen Place loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.9) Co-Lender Agreement, dated as of June 11, 2019, by and between Starwood Mortgage Capital LLC, as initial note A-1 holder, Starwood Mortgage Capital LLC, as initial note A-2 holder, and Starwood Mortgage Capital LLC, as initial note A-3 holder, relating to the Visions Hotel Portfolio II loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.10) Intercreditor Agreement, dated as of March 25, 2019, by and between Morgan Stanley Bank, N.A., as initial A-1 holder, Morgan Stanley Bank, N.A., as initial A-2 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial note B holder, relating to the Tower 28 loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of June 19, 2019, by and between Morgan Stanley Bank, N.A., as initial A-1 holder, Morgan Stanley Bank, N.A., as initial A-2 holder, relating to the FedEx Niles loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.12) Agreement between Note Holders, dated as of July 25, 2019, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Legacy Tower loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.13) Agreement Between Noteholders, dated as of March 13, 2019 by and between JPMorgan Chase Bank, National Association, as initial note A-1-1 holder, initial note A-1-2 holder, initial note A-1-3 holder, initial note A-1-4 holder, initial note A-1-5 holder, initial note A-1-6 holder, initial note A-1-7 holder and initial note A-1-8 holder, Deutsche Bank AG, acting through its New York Branch, as Note A-2-1 holder, Note A-2-2 holder, Note A-2-3 holder, Note A-2-4 holder and Note A-2-5 holder, JPMorgan Chase Bank, National Association, as initial note B-1 holder, and Deutsche Bank AG, acting through its New York Branch, as Note B-2 holder, relating to the 3 Columbus Circle loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.14) Agreement between Note Holders, dated as of July 25, 2019, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, Morgan Stanley Bank, N.A., as initial note A-3 holder, Morgan Stanley Bank, N.A., as initial note A-4 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Eleven Seventeen Perimeter loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(99.15) Co-Lender Agreement, dated as of April 30, 2019, by and between Cantor Commercial Real Estate Lending, L.P., as initial note A-1 holder, and Cantor Commercial Real Estate Lending, L.P., as note A-2 holder, relating to the AC by Marriott San Jose loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 27, 2020