Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2019-H7
filed 2022-03-30
CIK 1778749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

•   Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, the special servicer under the MSC 2019-H6 pooling and servicing agreement, pursuant to which the FedEx Niles mortgage loan is serviced, and was, until July 13, 2021, the special servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2019-H7 special servicer, is not affiliated with any sponsor and services (and, in the case of the Eleven Seventeen Perimeter mortgage loan, serviced) only the Tower 28 mortgage loan, the FedEx Niles mortgage loan and the Eleven Seventeen Perimeter mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as BANK 2019-BNK17 special servicer, MSC 2019-H6 special servicer and BANK 2019-BNK20 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   LNR Partners, LLC is the current special servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced. On July 13, 2021, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the BANK 2019-BNK20 pooling and servicing agreement and was succeeded by LNR Partners, LLC.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

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

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Tower 28 mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Eleven Seventeen Perimeter mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.16, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

On February 14, 2022, Cantor Commercial Real Estate Lending, L.P. (“CCRE”) was named as a defendant in a lawsuit captioned Kingsbridge 2005, LLC, Shelbourne Broad Street, LLC and 691 Central Avenue SPE LLC v Cantor Commercial Real Estate Lending, L.P., and KKR Real Estate Credit Opportunity Partners Aggregator I L.P., and Midland Loan Services, Inc., Index No. 650687/2002, filed in the Supreme Court of the State of New York, County of New York.  Plaintiff seeks recission of a $93 million loan issued by CCRE in September 2018 and subsequently sold into four commercial mortgage backed securities transactions on the theory of unilateral mistake.  Plaintiff claims it discovered the issue when it was denied partial defeasance of one property that served as collateral for the loan.  The case is in the early stages.  At this point, CCRE does not believe the outcome of the case would have a material impact on CCRE’s obligations with respect to the loan or on certificate holders, although no assurance can be given that it will not have a material impact on certificate holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 25, 2019. In addition, LNR Partners, LLC, the general special servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced, is also the special servicer under the Benchmark 2019-B10 pooling and servicing agreement, the special servicer under the CF 2019-CF1 pooling and servicing agreement and an affiliate of Starwood Mortgage Capital LLC, one of the sponsors of the MSC 2019-H7 securitization.

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

(31)  )  Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6 Argentic Services Company LP, as Special Servicer

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 12/31/21) (see exhibit 33.9)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 12/31/21) (see exhibit 33.10)

33.14 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.17 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21)

33.18 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 7/13/21 to 12/31/21) (see exhibit 33.17)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 7/12/21) (see exhibit 33.5)

33.20 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/21 to 12/31/21) (see exhibit 33.17)

33.21 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.22 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.23 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.25 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.26 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.28 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 11/1/21 to 12/31/21) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6 Argentic Services Company LP, as Special Servicer

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 12/31/21) (see exhibit 34.9)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 12/31/21) (see exhibit 34.10)

34.14 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/21 to 12/31/21)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.17 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21)

34.18 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 7/13/21 to 12/31/21) (see exhibit 34.17)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 7/12/21) (see exhibit 34.5)

34.20 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/21 to 12/31/21) (see exhibit 34.17)

34.21 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.22 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.23 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.25 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.26 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.28 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 11/1/21 to 12/31/21) (see exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6 Argentic Services Company LP, as Special Servicer

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.9 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21)

35.10 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 7/13/21 to 12/31/21) (see exhibit 35.9)

35.11 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/21 to 12/31/21) (see exhibit 35.9)

35.12 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.13 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.14 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.15 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.16 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.17 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 11/1/21 to 12/31/21) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated July 15, 2019, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

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

(99.16) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-227446-05 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022