Form 10-K
period 2022-12-31
Morgan Stanley Capital I Trust 2019-H7
filed 2023-03-28
CIK 1778749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

•   NCB, N.A. as NCB master servicer and NCB special servicer under the BANK 2019-BNK20 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2019-BNK20 securitization trust by NCB, N.A. Such party has no obligations with respect to any mortgage loan included in the MSC 2019-H7 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•  CWCapital Asset Management LLC, as the current 65 Broadway special servicer under the CF 2019-CF1 pooling and servicing agreement, and KeyBank National Association, as Irving Market Center special servicer under the CF 2019-CF1 pooling and servicing agreement, only have obligations in respect of the 65 Broadway mortgage loan and Irving Market Center mortgage loan, respectively, which were securitized under the CF 2019-CF1 securitization transaction. CWCapital Asset Management LLC, as 65 Broadway special servicer under the CF 2019-CF1 pooling and servicing agreement, and KeyBank National Association, as Irving Market Center special servicer under the CF 2019-CF1 pooling and servicing agreement, have no obligations with respect to any mortgage loan included in the MSC 2019-H7 mortgage pool and therefore each such party in its respective capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, and the special servicer under the MSC 2019-H6 pooling and servicing agreement, pursuant to which the FedEx Niles mortgage loan is serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2019-H7 special servicer, is not affiliated with any sponsor and services only the Tower 28 mortgage loan and the FedEx Niles mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as BANK 2019-BNK17 special servicer and MSC 2019-H6 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Situs Holdings, LLC is the current special servicer under the MSC 2019-H7 pooling and servicing agreement with respect to the Grand Canal Shoppes mortgage loan. On June 15, 2020, LNR Partners, LLC was replaced as special servicer under the MSC 2019-H7 pooling and servicing agreement with respect to the Grand Canal Shoppes mortgage loan and was succeeded by Situs Holdings, LLC. Because Situs Holdings, LLC is not affiliated with any sponsor and services only the Grand Canal Shoppes mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Situs Holdings, LLC constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Tower 28 mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Eleven Seventeen Perimeter mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6 Argentic Services Company LP, as Special Servicer

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 33.5)

33.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 33.5)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 33.9)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 33.10)

33.14 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/22 to 12/31/22)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22) (see exhibit 33.5)

33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 33.5)

33.17 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22)

33.18 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 33.17)

33.19 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/22 to 12/31/22) (see exhibit 33.17)

33.20 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22) (see exhibit 33.3)

33.21 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22) (see exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 33.3)

33.23 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 33.4)

33.24 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 33.3)

33.25  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 33.4)

33.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 33.3)

33.27  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6 Argentic Services Company LP, as Special Servicer

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 34.5)

34.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 34.5)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 34.9)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 34.10)

34.14 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/22 to 12/31/22)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22) (see exhibit 34.5)

34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 34.5)

34.17 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22)

34.18 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 34.17)

34.19 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/22 to 12/31/22) (see exhibit 34.17)

34.20 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22) (see exhibit 34.3)

34.21 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22) (see exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 34.3)

34.23 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 34.4)

34.24 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 34.3)

34.25  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 34.4)

34.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 34.3)

34.27  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 34.4)

(35). Servicer compliance statement.

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

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6 Argentic Services Company LP, as Special Servicer

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 35.5)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 35.5)

35.9 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22)

35.10 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 35.9)

35.11 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/22 to 12/31/22) (see exhibit 35.9)

35.12 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22) (see exhibit 35.3)

35.13 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/22 to 12/31/22) (see exhibit 35.4)

35.14 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 35.3)

35.15  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/22 to 12/31/22) (see exhibit 35.4)

35.16 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 35.3)

35.17  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/22 to 12/31/22) (see exhibit 35.4)

35.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 35.3)

35.19  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/22 to 12/31/22) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated July 15, 2019, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

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

Date:  March 28, 2023