Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2019-H7
filed 2026-03-26
CIK 1778749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   the FedEx Niles mortgage loan, which was serviced pursuant to the MSC 2019-H6 pooling and servicing agreement attached hereto as Exhibit 4.3, until November 2025, when such mortgage loan was repaid;

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

•   Wells Fargo Bank, National Association was the master servicer under the BANK 2019-BNK17 pooling and servicing agreement, pursuant to which the Tower 28 mortgage loan is serviced, and the master servicer under the BANK 2019-BNK20 pooling and servicing agreement, pursuant to which the Eleven Seventeen Perimeter mortgage loan is serviced.  Because Wells Fargo Bank, National Association is not the MSC 2019-H7 master servicer, is not affiliated with any sponsor and serviced only the Tower 28 mortgage loan and the Eleven Seventeen Perimeter mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Wells Fargo Bank, National Association, as BANK 2019-BNK17 master servicer and BANK 2019-BNK20 master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Green Loan Services LLC is the current special servicer under the MSC 2019-H7 pooling and servicing agreement, with respect to the Grand Canal Shoppes mortgage loan. On June 15, 2020, LNR Partners, LLC was replaced as special servicer under the MSC 2019-H7 pooling and servicing agreement with respect to the Grand Canal Shoppes mortgage loan and was succeeded by Situs Holdings, LLC. On February 20, 2025, Situs Holdings, LLC was replaced as special servicer under the MSC 2019-H7 pooling and servicing agreement with respect to the Grand Canal Shoppes mortgage loan and was succeeded by Green Loan Services LLC.

•   K-Star Asset Management LLC is the current special servicer under the MSC 2019-H6 pooling and servicing agreement, pursuant to which the FedEx Niles mortgage loan was serviced. On April 24, 2023, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the MSC 2019-H6 pooling and servicing agreement and was succeeded by K-Star Asset Management LLC. Because K-Star Asset Management LLC is not the MSC 2019-H7 special servicer, is not affiliated with any sponsor and only serviced the FedEx Niles mortgage loan, which constituted less than 5% of the mortgage pool, K-Star Asset Management LLC, as MSC 2019-H6 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 25, 2019.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2019, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the MSC 2019-H6 securitization transaction, pursuant to which the FedEx Niles Mortgage Loan was serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on February 24, 2020 under SEC File No. 333-227446-05 and incorporated by reference herein).

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

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6    Argentic Services Company LP, as Special Servicer

33.7    Pentalpha Surveillance LLC, as Operating Advisor

33.8    Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 33.5)

33.9    Trimont LLC, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 3/1/25 to 12/31/25)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 2/28/25)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 12/31/25)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 33.5)

33.13 Trimont LLC, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 3/1/25 to 12/31/25) (see exhibit 33.9)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 2/28/25) (see exhibit 33.10)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 33.11)

33.16 Green Loan Services LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 2/20/25 to 12/31/25)

33.17 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 2/19/25)

33.18 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25)

33.19 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 33.18)

33.20 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/25 to 12/31/25) (see exhibit 33.18)

33.21 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.22 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.23 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 33.3)

33.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 33.4)

33.25 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.26 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.28 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6    Argentic Services Company LP, as Special Servicer

34.7    Pentalpha Surveillance LLC, as Operating Advisor

34.8    Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 34.5)

34.9    Trimont LLC, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 3/1/25 to 12/31/25)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 2/28/25)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 12/31/25)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 34.5)

34.13 Trimont LLC, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 3/1/25 to 12/31/25) (see exhibit 34.9)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 2/28/25) (see exhibit 34.10)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 34.11)

34.16 Green Loan Services LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 2/20/25 to 12/31/25)

34.17 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 2/19/25)

34.18 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25)

34.19 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 34.18)

34.20 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/25 to 12/31/25) (see exhibit 34.18)

34.21 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.22 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.23 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 34.3)

34.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 34.4)

34.25 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.26 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.28 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 34.4)

(35). Servicer compliance statement.

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

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6    Argentic Services Company LP, as Special Servicer

35.7    Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 35.5)

35.8    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 35.5)

35.9    Green Loan Services LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 2/20/25 to 12/31/25)

35.10 Situs Holdings, LLC, as Special Servicer under the MSC 2019-H7 securitization, pursuant to which the following mortgage loans were serviced by such party: Grand Canal Shoppes (from 1/1/25 to 2/19/25)

35.11 LNR Partners, LLC, as Special Servicer under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25)

35.12 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 35.11)

35.13 LNR Partners, LLC, as Special Servicer under the CF 2019-CF1 securitization, pursuant to which the following mortgage loans were serviced by such party: AC by Marriott San Jose (from 1/1/25 to 12/31/25) (see exhibit 35.11)

35.14 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.15 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK17 securitization, pursuant to which the following mortgage loans were serviced by such party: Tower 28 (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.16 Wells Fargo Bank, National Association, as Custodian under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 35.3)

35.17 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-H6 securitization, pursuant to which the following mortgage loans were serviced by such party: FedEx Niles (from 1/1/25 to the date of repayment) (see exhibit 35.4)

35.18 Wells Fargo Bank, National Association, as Custodian under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.19 Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2019-B10 securitization, pursuant to which the following mortgage loans were serviced by such party: 3 Columbus Circle (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.20 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.21 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK20 securitization, pursuant to which the following mortgage loans were serviced by such party: Eleven Seventeen Perimeter (from 1/1/25 to 12/31/25) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated July 15, 2019, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 25, 2019 under SEC File No. 333-227446-05 and incorporated by reference herein).

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

Date:  March 26, 2026